Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D LTD
filed 1996-11-13
CIK 873780

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________ to __________________

                       Commission File number 33-15998-11


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D LTD.
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

                                  (713)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        2,718       $        1,414
              Nonoperating interests income receivable                                         62,195               65,975
                                                                                       ---------------      --------------
                   Total Current Assets                                                        64,913               67,389
                                                                                       ---------------      --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,628,384            2,868,878
         Less-Accumulated amortization                                                     (2,121,911)          (2,025,820)
                                                                                       ---------------      --------------
                                                                                              506,473              843,058
                                                                                       ---------------      --------------
                                                                                       $      571,386       $      910,447
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $        2,631       $      249,302
                                                                                       --------------       --------------

         Partners' Capital                                                                    568,755              661,145
                                                                                       --------------       --------------
                                                                                       $      571,386       $      910,447
                                                                                       ==============       ==============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996             1995             1996               1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        37,499   $        20,344  $       158,321   $       101,081
   Interest income                                         82                20              107                45
                                              ---------------   ---------------  ---------------   ---------------
                                                       37,581            20,364          158,428           101,126
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        17,748            59,181           96,091           289,604
   General and administrative                           7,892             8,667           25,556            25,281
                                              ---------------   ---------------  ---------------   ---------------
                                                       25,640            67,848          121,647           314,885
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        11,941   $       (47,484) $        36,781   $      (213,759)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss
   per unit                                   $           .41   $         (1.62) $          1.26   $         (7.29)
                                              ===============   ===============  ===============   ===============




                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                ---------------------------------------
                                                                                      1996                   1995
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       36,781          $      (213,759)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      96,091                  289,604
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                     3,780                   12,280
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                   (1,431)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     136,652                   86,694
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                               (34,177)                 (15,029)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                        274,671                      419
    Payable related to property capital costs                                         (246,671)                 (23,475)
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                      (6,177)                 (38,085)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (129,171)                 (48,565)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,304                       44
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,414                    1,337
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        2,718          $         1,381
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        3,772          $        11,890
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

      Use of Estimates --

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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 84 percent in the current quarter of 1996 when compared to the third quarter in 1995. However, oil and gas sales declined $524 or a slight 1 percent in the third quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 40 percent in gas production and 61 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 94 percent or $1.18/MCF and 48 percent or $6.88/BBL, respectively, partially offsetting the revenue declines.

      Associated amortization expense decreased 32 percent or $8,282.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $33,151 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 57 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $47,767 or 22 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 44 percent or $.61/MCF and in oil prices of 15 percent or $2.31/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 32 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense increased 8 percent or $7,384.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $200,897 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1990-D, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner

Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer