Form 10-Q
period 1997-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D LTD
filed 1997-05-13
CIK 873780

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                    3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996       4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996       5

            Notes to Financial Statements                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  8

PART II.    OTHER INFORMATION                                             9


SIGNATURES                                                               10

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.
                                 BALANCE SHEETS




                                                                                          March 31,           December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       41,704       $       45,934
              Nonoperating interests income receivable                                         55,671               34,550
                                                                                       --------------       --------------
                   Total Current Assets                                                        97,375               80,484
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,639,416            2,640,190
         Less-Accumulated amortization                                                     (2,162,542)          (2,143,382)
                                                                                       --------------       --------------
                                                                                              476,874              496,808
                                                                                       --------------       --------------
                                                                                       $      574,249       $      577,292
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,342       $        8,917
                                                                                       --------------       --------------

         Partners' Capital                                                                    570,907              568,375
                                                                                       --------------       --------------
                                                                                       $      574,249       $      577,292
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1997              1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        52,046   $        34,538
             Interest income                                                                 383                 7
                                                                                 ---------------   ---------------
                                                                                          52,429            34,545
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 19,160            25,779
             General and administrative                                                   10,026             8,742
                                                                                 ---------------   ---------------
                                                                                          29,186            34,521
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        23,243   $            24
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .79
                                              ===============
         March 31, 1996                       $            --
                                              ===============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                       1997                   1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         23,243        $            24
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        19,160                 25,779
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (21,121)                 9,048
                                                                                ----------------        ---------------
                 Net cash provided by (used in) operating activities                      21,282                 34,851
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                          --                 (3,729)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                         774                     --
        Increased (decrease) in payable related to excess costs                           (5,575)               (27,640)
                                                                                ----------------        ---------------
                 Net cash provided by (used in) investing activities                      (4,801)               (31,369)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (20,711)                (3,476)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (4,230)                     6
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          45,934                  1,414
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         41,704        $         1,420
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $         3,772
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Managed Pension Assets Partnership 1990-D, Ltd., a Texas limited partnership ("the Partnership"), was formed on December 31, 1990, for the purpose of purchasing net profits interests, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 277 limited partners made total capital contributions of $2,930,379.

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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

                  The Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1990-D, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 51 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales remained stable in the first quarter of 1997 when compared to the same period in 1996, Oil production decreased 66 percent and gas production declined 14 percent. The decrease in production had a significant impact on partnership performance. Production declines were offset by an increase in gas prices of 56 percent or $1.05/MCF and in oil prices of 23 percent or $3.85/BBL when compared to first quarter 1996 prices.

      Associated amortization expense decreased 26 percent or $6,619.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.
                           PART II - OTHER INFORMATION




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


                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1990-D, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:     May 5, 1997               By:        /s/ John R. Alden
          -----------                          --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:     May 5, 1997               By:        /s/ Alton D. Heckaman, Jr.
          -----------                          --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer