Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D LTD
filed 1997-08-12
CIK 873780

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                  PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            9

PART II.    OTHER INFORMATION                                                                      11


SIGNATURES                                                                                         12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       47,545       $       45,934
              Nonoperating interests income receivable                                         36,757               34,550
                                                                                       --------------       --------------
                   Total Current Assets                                                        84,302               80,484
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,639,730            2,640,190
         Less-Accumulated amortization                                                     (2,178,883)          (2,143,382)
                                                                                       --------------       --------------
                                                                                              460,847              496,808
                                                                                       --------------       --------------
                                                                                       $      545,149       $      577,292
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,633       $        8,917
                                                                                       --------------       --------------

         Partners' Capital                                                                    542,516              568,375
                                                                                       --------------       --------------
                                                                                       $      545,149       $      577,292
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                  1997              1996               1997               1996
                                              ---------------   --------------   ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        21,522   $        86,284  $        73,569   $       120,823
   Interest income                                        533                18              916                25
                                              ---------------   ---------------  ---------------   ---------------
                                                       22,055            86,302           74,485           120,848
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        16,341            52,564           35,501            78,343
   General and administrative                           7,899             8,922           17,926            17,664
                                              ---------------   ---------------  ---------------   ---------------
                                                       24,240            61,486           53,427            96,007
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (2,185)  $        24,816  $        21,058   $        24,841
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.07)  $           .85  $           .72   $           .85
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       21,058          $        24,841
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      35,501                   78,343
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (2,207)                 (64,156)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               54,352                   39,028
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                  (33,345)
    Proceeds from sales on nonoperating interests
     in oil and gas properties                                                             460                  274,969
    Increase (decrease) in payable related to excess costs                              (6,284)                (246,328)
                                                                                --------------          ----------------
    Net cash provided by (used in) investing activities                                 (5,824)                  (4,704)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (46,917)                  (6,434)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,611                   27,890
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        45,934                    1,414
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       47,545          $        29,304
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $         3,772
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 75 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $92,804 or 69 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 67 percent in gas production and 72 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 9 percent or $.18/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 69 percent or $36,223.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 39 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $93,002 or 45 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 51 percent in gas production and 69 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 23 percent or $.44/MCF partially offset the production declines.

      Associated amortization expense declined 55 percent or $42,842.

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


                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1990-D, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1997       By:        /s/ John R. Alden
          --------------                  --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer