Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D LTD
filed 1997-11-12
CIK 873780

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                    3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996        4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                        5

      Notes to Financial Statements                                                     6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      9

PART II.    OTHER INFORMATION                                                          11


SIGNATURES                                                                             12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                                 BALANCE SHEETS




                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       39,148       $       45,934
              Nonoperating interests income receivable                                         39,926               34,550
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        79,074               80,484
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,639,513            2,640,190
         Less-Accumulated amortization                                                     (2,196,777)          (2,143,382)
                                                                                       ---------------     ----------------
                                                                                              442,736              496,808
                                                                                       ---------------     ----------------
                                                                                       $      521,810       $      577,292
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,019       $        8,917
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    518,791              568,375
                                                                                       ---------------     ----------------
                                                                                       $      521,810       $      577,292
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        29,802   $        37,499  $       103,371   $       158,321
   Interest income                                        492                82            1,408               107
                                              ---------------   ---------------  ---------------   ---------------
                                                       30,294            37,581          104,779           158,428
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        17,894            17,748           53,395            96,091
   General and administrative                           9,056             7,892           26,982            25,556
                                              ---------------   ---------------  ---------------   ---------------
                                                       26,950            25,640           80,377           121,647
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         3,344   $        11,941  $        24,402   $        36,781
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .11   $           .41  $           .83   $          1.26
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
ASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       24,402          $        36,781
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      53,395                   96,091
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (5,376)                   3,780
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      72,421                  136,652
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                  (34,177)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                            667                  274,671
    Increase (decrease) in payable related to excess costs                              (5,898)                (246,671)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      (5,221)                  (6,177)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (73,986)                (129,171)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (6,786)                   1,304
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        45,934                    1,414
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       39,148          $         2,718
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         3,772
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 21 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $7,378 or 12 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 9 percent or $.22/MCF in gas prices and 15 percent or $3.08/BBL in oil prices had a significant impact on partnership performance. Also, current quarter oil production declined 16 percent when compared to third quarter 1996 oil production, further contributing to decreased revenues.

      Associated amortization expense increased a slight 1 percent or $146.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 35 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $100,380 or 38 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 41 percent in gas production and 61 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 15 percent or $.30/MCF partially offset the production declines.

      Associated amortization expense declined 44 percent or $42,696.

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


                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1990-D, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner


Date:  November 4, 1997        By:        /s/ John R. Alden
       ----------------                   -------------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:  November 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
       ----------------                   -------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer