Form 10-K405
period 1997-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D LTD
filed 1998-03-31
CIK 873780

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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

                       Documents Incorporated by Reference

Document                                         Incorporated as to

    Registration Statement No. 33-15998            Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

         In October 1997, the managing general partner informed the limited partners of a proposal to sell all the Partnership's nonoperating interests in properties and dissolve and liquidate the Partnership. The special meeting of Limited Partners was held on November 25, 1997.

         Of the total units held by the limited partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to November 30, 1997.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 45% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Velrex Field is located in Schleicher County, Texas, and accounts for 46% of the value in this Partnership. Wells in this field produce from the Henderson and Canyon Sands, (Sugarland acquisition).

         2. The Cody Bell Field is in Schleicher County, Texas (Sugarland acquisition). This field represents 27% of the Partnership's value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                           Net Production
                                -----------------------------------
                                         For the Years Ended
                                             December 31,
                                -----------------------------------
                                  1997          1996          1995
                                ------        -------        -------
Net Volumes (Equivalent MCFs)   80,123        150,063        177,070

Average Net Nonoperating
   Interest Price per
   Equivalent MCF               $1.47         $1.39          $0.85

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1997                          1996                        1995
                                    ---------------------       ----------------------       ---------------------
                                                  Natural                     Natural                     Natural
                                      Oil           Gas           Oil           Gas           Oil           Gas
                                    -------      --------       -------      ---------       -------      --------
                                    (BBLS)        (MMCF)         (BBLS)        (MMCF)        (BBLS)        (MMCF)
Proved developed
   reserves at end of year            2,756           309         7,107            545        34,780         1,296
                                    -------         -----       -------          -----       -------         -----
Proved reserves
   Balance at beginning
     of year                          8,539           669        37,066          1,390        38,510         1,575

   Purchase of minerals
     in place                            --            --            --             --            --            --

   Extensions, discoveries
     and other additions                 --            --            --             --            --            --

   Revisions of previous
     estimates                        1,451           (18)        1,695             80         5,450           (49)

   Sales of minerals in
     place                           (5,166)         (187)      (26,282)          (675)           --            --

   Production                        (1,406)          (72)       (3,940)          (126)       (6,894)         (136)
                                    -------         -----       -------          -----       -------         -----

   Balance at end of year             3,418           392         8,539            669        37,066         1,390
                                    -------         -----       -------          -----       -------         -----


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                      Natural                    Wells
                                                         Oil           Gas              ------------------------
Acquisition                State(s)                     (BBLS)        (MMCF)            Gross              Net
-----------                ---------                    ------        -------           ------           -------
Richer                     TX                                6             29                4             0.046
Sugarland                  OK, TX                        3,378            310               56             2.410
Arkla                      TX                               34             53                2             0.101
                                                        ------          -----             ----             -----
                                                         3,418            392               62             2.557
                                                        ------          -----             ----             -----


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report, except as discussed above in Item 1. "Liquidation" section.

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

Holders

         As of December 31, 1997, there were 277 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1996 and 1997, the Partnership distributed a total of $115,000 and $84,300, respectively, to the holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Due to the liquidation of the Partnership, the last regular quarterly distribution was made in January 1998. For information regarding liquidating distributions, reference is made to Item 7. "Liquidity and Capital Resources" section.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                  1997               1996               1995              1994             1993
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     120,849      $     209,232      $      142,905    $     248,998     $     313,987
Income (Loss)              $      32,908      $      39,362      $     (210,627)   $    (582,199)    $      41,813
Total Assets               $                  $     577,292      $      910,447    $   1,190,308     $   1,976,181
Cash Distributions         $      98,064      $     132,132      $       50,154    $     123,640     $     410,760
Long Term Obligations      $                  $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss)Per Unit    $        1.08      $        1.32      $        (6.47)   $      (17.36)    $        1.09
Limited Partners'
  Cash Distribution
  Per Unit                 $        2.88      $        3.92      $         1.33    $        3.65     $       13.18

Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidation

         In October 1997, the managing general partner informed the limited partners of a proposal to sell all the Partnership's nonoperating interests in properties and dissolve and liquidate the Partnership. The special meeting of Limited Partners was held on November 25, 1997.

         Of the total units held by the limited partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to November 30, 1997.

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties and during liquidation from the sale of the ownership of nonoperating interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $25,425, $(52,036) and $74,709 in 1997, 1996 and 1995,
respectively. Cash provided by property sales proceeds totaled $193,328, $271,708 and $419 in 1997, 1996 and 1995, respectively. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995 totaled $0, $43,020 and $24,897, respectively. Cash distributions to partners totaled $98,064, $132,132 and $50,154 in 1997, 1996 and 1995, respectively.

         After sale of all its nonoperating interests in properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation.

Results of Operations

         As a result of the limited partners' approval of the liquidation of the Partnership, the Partnership has changed its basis of accounting, effective December 1, 1997, from the historical cost basis to the liquidation basis. During the process of liquidating the Partnership, the Partnership continued its operations which primarily consisted of the production and sale of oil and gas from producing properties. Under the liquidation basis of accounting, the Partnership's financial results from these operations are included in the Statement of Changes in Net Assets for the period from December 1, 1997 to December 31, 1997. The Partnership's results from its oil and gas operations presented herein are on a combined basis for the 1997 periods prior to and subsequent to the adoption of the liquidation basis of accounting.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.


         Income from nonoperating interests decreased 43 percent in 1997 over 1996. Oil and gas sales decreased 42 percent in 1997 vs. 1996. Production volumes decreased 47 percent due to a 43 percent gas production decrease and a 64 percent oil production decline. The decrease in production, primarily due to the sale of oil and gas assets as a part of the liquidation process, had a major impact on partnership performance. An increase in the 1997 gas prices of 15 percent or $.30/MCF partially offset the production declines.

         Income from nonoperating interests increased 46 percent in 1996 over 1995. Oil and gas sales increased 8 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 40 percent or $.59/MCF and an increase in oil prices of 21 percent or $3.10/BBL. Production volumes decreased 15 percent due to a 43 percent oil production decrease and a 7 percent gas production decline. The partnership's sale of several low value properties had an impact on partnership performance. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Total amortization expense for 1996 decreased 63 percent or $198,441 when compared to 1995. Normal amortization expense increased 2 percent or $2,457 in 1996 when compared to 1995.

         The Partnership recorded an additional provision in amortization in 1995 of $200,898 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

         From January 1, 1998 until the date the Partnership is liquidated, the Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1997.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                            Position(s) with
         Name            Age            Swift and Other Companies
         ----            ---            -------------------------
                                   DIRECTORS

A. Earl Swift            64        Chief Executive Officer and
                                   Chairman of the Board

Virgil N. Swift          69        Executive Vice President - Business
                                   Development, Vice Chairman of the Board

G. Robert Evans          66        Director of Swift; Chairman of the Board,
                                   Material Sciences Corporation;
                                   Director, Consolidated Freightways, Inc.,
                                   Fibreboard  Corporation,   Elco  Industries,
                                   and Old Second Bancorp

Raymond O. Loen          73        Director of Swift; President, R. O. Loen
                                   Company

Henry C. Montgomery      62        Director of Swift; Chairman of the Board,
                                   Montgomery Financial Services Corporation;
                                   Director, Southwall Technology Corporation

Clyde W. Smith, Jr.      49        Director of Swift; President, Somerset
                                   Properties, Inc.

Harold J. Withrow        70        Director of Swift

                                   EXECUTIVE OFFICERS

Terry E. Swift           42        President, Chief Operating Officer

John R. Alden            52        Senior Vice President - Finance,
                                   Chief Financial Officer and Secretary

Bruce H. Vincent         50        Senior Vice President - Funds Management

James M. Kitterman       53        Senior Vice President - Operations

Joe A. D'Amico           49        Senior Vice President- Exploration and
                                   Development

Alton D. Heckaman, Jr.   40        Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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

               Statement of Net Assets in Process of Liquidation
                  as of December 31, 1997                               IV-4

               Balance Sheet as of December 31, 1996                    IV-5

               Statement of Changes in Net Assets in Process of
                  Liquidation for the period from December 1, 1997
                  to December 31, 1997                                  IV-6

               Statements of Operations for the period from
                  January 1, 1997 to November 30, 1997 and for
                  the years ended December 31, 1996 and 1995            IV-7

               Statements of Partners' Capital for the period from
                  January 1, 1997 to November 30, 1997 and for the
                  years ended December 31, 1996 and 1995                IV-8

               Statements of Cash Flows for the period from
                  January 1, 1997 to November 30, 1997 and for
                  the years ended December 31, 1996 and 1995            IV-9

               Notes to Financial Statements                            IV-10

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

  b(1) REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1990-D, Ltd.:

         We have audited the accompanying balance sheet of Swift Energy Managed Pension Assets Partnership 1990-D, Ltd., (a Texas limited partnership) as of December 31, 1996, the related statements of operations, partners' capital and cash flows for the period from January 1, 1997 to November 30, 1997 and the statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995. In addition, we have audited the statement of net assets in process of liquidation as of December 31, 1997, and the related statement of changes in net assets in process of liquidation for the period from December 1, 1997 to December 31, 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As described in Note 1 to the financial statements, the limited partners of Swift Energy Managed Pension Assets Partnership 1990-D, Ltd. approved a plan of liquidation on November 25, 1997 and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to November 30, 1997, from the historical cost basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1997, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1990-D, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the period from January 1, 1997 to November 30, 1997 and for the years ended December 31, 1996 and 1995, its net assets in process of liquidation as of December 31, 1997, and the changes in its net assets in process of liquidation for the period from December 1, 1997 to December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

         As discussed in Note 1 to the financial statements, it is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               ARTHUR ANDERSEN LLP



Houston, Texas
February 10, 1998

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
      STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION - DECEMBER 31, 1997



                                                                                            1997
                                                                                       ---------------
         ASSETS:

              Cash and cash equivalents                                                $      228,918
              Nonoperating interests income receivable                                         91,922
              Nonoperating interest in oil and gas properties                                 447,791
                                                                                       ---------------
                  Total Assets                                                                768,631
                                                                                       ---------------


         LIABILITIES:

              Accounts Payable                                                                  1,076
                                                                                       ---------------
                  Total Liabilities                                                             1,076
                                                                                       ---------------
              Net Assets in Process of Liquidation                                     $      767,555
                                                                                       ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                                                                            1996
                                                                                      ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       45,934
              Nonoperating interests income receivable                                         34,550
                                                                                      ----------------
                  Total Current Assets                                                         80,484
                                                                                      ----------------


         Nonoperating interest in oil and gas
              properties, using full cost accounting                                        2,640,190
         Less-Accumulated amortization                                                     (2,143,382)
                                                                                      ----------------
                                                                                              496,808
                                                                                      ----------------
                                                                                       $      577,292
                                                                                      ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        8,917
                                                                                      ----------------

         Limited Partners' Capital (29,303.79 Limited Partnership Units;
                                    $100 per unit)                                            543,473
         General Partners' Capital                                                             24,902
                                                                                      ----------------
                  Total Partners' Capital                                                     568,375
                                                                                      ----------------
                                                                                       $      577,292
                                                                                      ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
          STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
            FOR THE PERIOD FROM DECEMBER 1, 1997 TO DECEMBER 31, 1997



         LIQUIDATION TRANSACTIONS:

              Increase (decrease) in net assets resulting from -
                Sales of oil and gas properties                                        $      (62,295)
                Net changes in other assets and liabilities                                  (129,211)
                                                                                       ---------------
                                                                                             (191,506)
                                                                                       ---------------

         OPERATIONS:

              Income from nonoperating interests                                       $        6,923
              General and administrative costs                                                  7,740
                                                                                       ---------------
                                                                                               14,663
                                                                                       ---------------

         FINANCING:

              Interest income                                                                      --
              Interest expense                                                                     --
                                                                                       ---------------

              Change in Net Assets                                                           (176,843)

              Net Assets in Process of Liquidation at December 1, 1997                        944,398
                                                                                       ---------------
              Net Assets in Process of Liquidation at December 31, 1997                $      767,555
                                                                                       ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF OPERATIONS
        FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 30, 1997 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                 Eleven Months       Year              Year
                                                                     Ended           Ended             Ended
                                                                  November 30,    December 31,      December 31,
                                                                     1997             1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       112,060  $       208,834   $       142,828
   Interest income                                                        1,866              398                77
                                                                ---------------  ---------------   ---------------
                                                                        113,926          209,232           142,905
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
      Normal provision                                                   57,730          117,562           115,105
      Additional provision                                                   --               --           200,898
   General and administrative                                            37,951           52,308            37,529
                                                                ---------------  ---------------   ---------------
                                                                         95,681          169,870           353,532
                                                                ---------------  ---------------   ---------------
Income (Loss) Before Adoption
   Of Liquidation Basis Of Acccounting                          $        18,245  $        39,362   $      (210,627)
                                                                ---------------  ---------------   ---------------

Effect Of Adoption Of Liquidation
   Basis Of Accounting                                                  455,842               --                --
                                                                ---------------  ---------------   ---------------

Income (Loss)                                                   $       474,087  $        39,362   $      (210,627)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
          FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMER 30, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  Limited          General          Combining
                                                  Partners         Partners         Adjustment            Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $       801,018   $        35,075  $        85,833     $      921,926

Income (Loss)                                        (189,498)            8,253          (29,382)          (210,627)

Cash Distributions                                    (38,900)          (11,254)              --            (50,154)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                                 572,620            32,074           56,451            661,145
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          38,572             9,960           (9,170)            39,362

Cash Distributions                                   (115,000)          (17,132)              --           (132,132)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                                 496,192            24,902           47,281            568,375
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         430,426            49,319           (5,658)           474,087

Cash Distributions                                    (84,300)          (13,764)              --            (98,064)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    November 30, 1997                         $       842,318   $        60,457  $        41,623     $      944,398
                                              ===============   ===============  ===============    ===============

Limited Partners' net income (loss)
    per unit

      1995     Income (Loss)                  $         (6.47)
                                              ===============
      1996     Income (Loss)                  $          1.32
                                              ===============
      1997     Income (Loss) Before
                   Adoption of Liquidation
                   Basis of Accounting        $           .69
                                              ---------------
                   Effect of Adoption of
                   Liquidation Basis of
                   Accounting                 $         14.00
                                              ---------------
                   Income (Loss)              $         14.69
                                              ===============

                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-D, LTD.
                            STATEMENTS OF CASH FLOWS
          FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 31, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                               Eleven Months        Year              Year
                                                                                   Ended            Ended             Ended
                                                                                November 30,     December 31,      December 31,
                                                                                   1997             1996              1995
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                             $       474,087   $        39,362  $      (210,627)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Effect of adoption of liquidation basis of accounting                          (455,842)               --               --
      Amortization                                                                     57,730           117,562          316,003
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable              (181,544)           31,425          (11,587)
        Increase (decrease) in accounts payable                                        (7,841)         (240,385)         (19,080)
                                                                              ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                (113,410)          (52,036)          74,709
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                          --           (43,020)         (24,897)
    Proceeds from sales on nonoperating interests in oil and gas properties           193,328           271,708              419
                                                                              ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                 193,328           228,688          (24,478)
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (98,064)         (132,132)         (50,154)
                                                                              ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (18,146)           44,520               77
                                                                              ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       45,934             1,414            1,337
                                                                              ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $        27,788   $        45,934  $         1,414
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

         The limited partners of the Partnership approved the dissolution of the Partnership on November 25, 1997. As a result, the Partnership has changed its basis of accounting, effective December 1, 1997, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at December 31, 1997 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $455,842.

         Oil and gas properties at December 31, 1997 reflect the Managing General Partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of December 31, 1997. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

         For all other assets and liabilities presented on the liquidation basis of accounting, the Managing General Partner believes that historical cost approximates fair value due to the short-term nature of such assets and liabilities.

         The accompanying statements of operations, partners' capital and cash flows for the period from January 1, 1997 through November 30, 1997 were prepared using the historical cost basis of accounting.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective December 31, 1990, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement (NP/OR Agreement) with Swift Energy Income Partners 1990-D, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $43,020 and $24,897, respectively.

         During 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $200,898. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995, resulting in a valuation allowance of $177,864. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $73,259 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $73,259 was paid to Swift in 1990 for services performed for the Partnership. During 1997, 1996 and 1995, the Partnership paid Swift $12,341, $39,916 and $25,429, respectively, as a general and administrative overhead allowance.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $(95,383), $249,406 and $97,102, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1990-D
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 10, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 10, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1990-D
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:      February 10, 1998                 By:      s/b Virgil N. Swift
           -----------------                 -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

           SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-D, LTD


Date:      February 10, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 10, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 10, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 10, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 10, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director